Form 10-Q
period 2010-12-31
Europa Acquisition III, Inc.
filed 2011-01-13
CIK 1497031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

(919) 933-2720
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2011: 100,000 shares of common stock.

EUROPA ACQUISITION III, INC.

FORM 10-Q

December 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

EUROPA ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2010 (UNAUDITED) AND JUNE 30, 2010

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING DECEMBER 31, 2010 AND THE PERIOD JUNE 29, 2010 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 29, 2010 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDING DECEMBER 31, 2010 (UNAUDITED) AND THE PERIOD JUNE 29, 2010 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED)

PAGES	5- 7	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Europa Acquisition III, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2010	June 30, 2010
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$4,913	$1,250
Loan Payable Related Party	2,112	-
Total Liabilities	7,025	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	900	900
Deficit accumulated during the development stage	(8,025)	(2,250)
Total Stockholders' Deficiency	(7,025)	(1,250)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition III, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For The Six	For The Three	For the Period from June 29, 2010
	Months Ended December 31, 2010	Months Ended December 31, 2010	(Inception) to December 31, 2010

Operating Expenses
Professional fees	$5,775	$913	$7,025
General and administrative	-	-	1,000
Total Operating Expenses	5,775	913	8,025

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,775)	(913)	(8,025)

Provision for Income Taxes	-	-	-

NET LOSS	$(5,775)	$(913)	$(8,025)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition III, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from June 29, 2010 (Inception) to December 31, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending June 30, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, June 30, 2010	-	-	100,000	100	900	(2,250)	(1,250)

Net loss for the six months ending December 31, 2010	-	-	-	-	-	(5,775)	(5,775)

Balance, December 31, 2010	-	$-	100,000	$100	$900	$(8,025)	$(7,025)

See Accompanying Notes to Condensed Unaudited Financial Statements

Europa Acquisition III, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

		For the Period from
	For The Six Months Ended	June 29, 2010 (Inception) to
	December 31, 2010	December 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(5,775)	$(8,025)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,663	4,913
Net Cash Used In Operating Activities	(2,112)	(2,112)

Cash Flows From Financing Activities:
Increase in loan payable - related party	2,112	2,112
Net Cash Provided by Financing Activities	2,112	2,112

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

EUROPA ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
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

EUROPA ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and June 30, 2010, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2010, there were no common share equivalents outstanding.

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
AS OF DECEMBER 31, 2010
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

During the six month period ending December 31, 2010, Europa Capital (a related party) paid $2112 in legal expenses and filing fees on behalf of the Company. These amounts are recorded as a related party loan payable. The amounts are unsecured, non interest bearing and due on demand.

NOTE 4           GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $8025 from inception and a working capital and stockholders’ deficiency of $7025 at December 31, 2010 and used $2112 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Results of Operation

We have not had any operating income since inception.  For the three and six months ended December 31, 2010 we incurred a net loss of $913 and $5,775 and since inception we have incurred a net loss of $8,025. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2010, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $8,025 from inception and a working capital and stockholders’ deficiency of $7,025 at December 31, 2010, and used $2,112 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the six month period ending December 31, 2010, Europa Capital (a related party) paid $2112 in legal expenses and filing fees on behalf of the Company.  This will be recorded as a related party loan payable on the financial statements.

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

Europa Acquisition III, Inc.

Date: January 13, 2011	By:	/s/ Peter Reichard
Peter Reichard
President and Director