Form 10-Q
period 2011-03-31
China inSure Holdings, Inc
filed 2011-05-23
CIK 1497031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA INSURE HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	000-54039	27-3819635
(State or other jurisdiction of incorporation or organization)	(Commission File Number.)	(I.R.S. Employer Identification No.)

17th Floor
Fuhua Mansion, Building D
8 Chaoyangmen Beidajie
Chaoyangmen District, Beijing China
(Address of principal executive offices)
 _______________

(718) 255 4700
 (Registrant’s telephone number, including area code)
_______________

 (Former name, former Address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 23, 2011, there were 100,000 shares, $.001 par value, of common stock outstanding.

CHINA INSURE HOLDINGS, INC.
Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2011

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010	1
Condensed Statements of Operations for the Three and Nine Month Periods Ended March 31, 2011 (Unaudited) and from the Period June 30, 2010 (Inception) to March 31, 2011 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Deficiency for the Period From June 30, 2010 (Inception) to March 31, 2011 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Month Period Ended March 31, 2011 (Unaudited) and from the Period June 30, 2010 (Inception) to March 31, 2011 (Unaudited)	4
Condensed Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. (Removed and Reserved)	12
Item 5. Other Information	12
Item 6. Exhibits	12

Signatures	13

CHINA INSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND JUNE 30, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2011 (UNAUDITED) AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2011 (UNAUDITED) AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	5- 8	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$756	$1,250
Loan Payable Related Party	2,975	-
Total Liabilities	3,731	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	9,897	900
Deficit accumulated during the development stage	(13,728)	(2,250)
Total Stockholders' Deficiency	(3,731)	(1,250)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For The Nine Months Ended	For The Three Months Ended	For the Period from June 30, 2010 (Inception) to
	March 31, 2011	March 31, 2011	March 31, 2011

Operating Expenses
Professional fees	$9,275	$4,625	$11,650
General and administrative	2,203	1,078	2,078
Total Operating Expenses	11,478	5,703	13,728

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11,478)	(5,703)	(13,728)

Provision for Income Taxes	-	-	-

NET LOSS	$(11,478)	$(5,703)	$(13,728)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from June 30, 2010 (Inception) to March 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending June 30, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, June 30, 2010	-	-	100,000	100	900	(2,250)	(1,250)

Payment of accounts payable and debt forgiveness by a related party on Company's behalf	-	-	-	-	8,997	-	8,997

Net loss for the nine months ending March 31, 2011	-	-	-	-	-	(11,478)	(11,478)

Balance, March 31, 2011	-	$-	100,000	$100	$9,897	$(13,728)	$(3,731)

See Accompanying Notes to Condensed Unaudited Financial Statements

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		For the Period from
	For The Nine Months Ended	June 30, 2010 (Inception) to
	March 31, 2011	March 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(11,478)	$(13,728)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(494)	756
Net Cash Used In Operating Activities	(11,972)	(11,972)

Cash Flows From Financing Activities:
Proceeds from loan payable - related party	5,087	5,087
Payment of loan payable - related party	(2,112)	(2,112)
Contribution of capital by principal stockholder	8,997	8,997
Net Cash Provided by Financing Activities	11,972	11,972

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

Effective January 13, 2011, the Company filed with the State of Nevada Certificate of Amendment of Certificate of Incorporation changing our name from Europa Acquisition III, Inc., to China inSure Holdings, Inc (See Note 3(B)).

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and June 30, 2010, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2011, there were no common share equivalents outstanding.

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

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(I)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and loan payable related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2         LOAN PAYABLE - RELATED PARTY

During the nine months ended March 31, 2011, the principal stockholder loaned the Company $2,975 to pay expenses.  The note is non interest bearing, unsecured and due on demand. (See Note 4).

NOTE 3         STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 4).

(B) Amendment to Articles of Incorporation

On January 13, 2011, the Company emended its Articles of Incorporation to change its name to China inSure Holdings Inc.

(C) Expenses paid on Company’s’ behalf

During the nine months ended March 31, 2011, the principal stockholder paid $6,885 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 4).

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 4         RELATED PARTY TRANSACTIONS

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3(A)).

During the nine month ending March 31, 2011, Europa Capital (a related party) paid $2,112 in legal expenses and filing fees on behalf of the Company. These amounts are recorded as a related party loan payable. The amounts are unsecured, non interest bearing and due on demand.   As of March 31, 2011, the principal stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See note 3(C)).

During the nine months ended March 31, 2011, the principal stockholder paid $6,885 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 3(C)).

During the nine months ended March 31, 2011, the principal stockholder loaned the Company $2,975 to pay expenses (See Note 2).

NOTE 5         GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $13,728 from inception and a working capital and stockholders’ deficiency of $3,731 at March 31, 2011 and used $11,972 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 6         SUBSEQUENT EVENT

On May 18, 2011, the Company entered into a loan agreement with the principal shareholder to pay up to $15,000 on behalf of the Company for current and future operating costs. The loan is non-interest bearing and due on demand.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation

We have not had any operating income since inception.  For the three and nine months ended March 31, 2011 we incurred a net loss of $5,703 and $11,478 and since inception we have incurred a net loss of $13,728. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $13,728 from inception and a working capital and stockholders’ deficiency of $3,731 at March 31, 2011 and used $11,972 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

During the nine months ended March 31, 2011, Europa Capital (a related party) paid $2,112 in legal expenses and filing fees on behalf of the Company. These amounts are recorded as a related party loan payable. The amounts are unsecured, non interest bearing and due on demand.   As of March 31, 2011, the principal stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital.

During the nine months ended March 31, 2011, the principal stockholder paid $6,885 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital.  During the nine months ended March 31, 2011, the principal stockholder loaned the Company $2,975 to pay expenses.  This is recorded as a related party loan payable on the financial statements.

Subsequent Event

On May 18, 2011, the Company entered into a loan agreement with the principal shareholder to pay up to $15,000 on behalf of the Company for current and future operating costs. The loan is non-interest bearing and due on demand.

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

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"),of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

During the assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes that occurred to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Hua Zhang	President and Chief Executive Officer	May 23, 2011
Hua Zhang