Form 10-K
period 2011-06-30
China inSure Holdings, Inc
filed 2011-09-29
CIK 1497031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number. 000-54039

CHINA INSURE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3819635
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

17th Floor Fuhua Mansion, Building D 8 Chaoyangmen Beidajie Chaoyangmen District, Beijing China	N/A
(Address of principal executive offices)	(Zip Code)

(718) 255 4700
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of September 28, 2011, the registrant had 100,000 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.	BUSINESS.

Business

China Insure Holdings, Inc. (F/K/A Europa Acquisition III, Inc.) (“we , ” “us , ” “our , ” the "Company" or the "Registrant") was incorporated in the State of Nevada on June 30, 2010.  On January 6, 2011, we changed our name to “China inSure Holdings, Inc.” to better reflect our current business.  Since inception, which was June 30, 2010, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected June 30 as its fiscal year end.

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

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

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 17th Floor, Fuhua Mansion, Building D, 8 Chaoyangmen Beidajie, Chaoyangmen District, Beijing China. Our telephone number is (718) 255 4700.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not quoted on any national exchange or over-the-counter quotation system. No public market currently exists for shares of our Common Stock and there can be no assurance that an active market will develop.

Holders of Capital Stock

As of September 28, 2011 we have 1 holders.of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Equity Compensation Plan Information

We do not have any equity compensation plans and therefore no equity awards were issued or are outstanding as of the fiscal year end of 2011.

Recent Sales of Unregistered Securities

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided.  Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

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

We are a development stage company with very limited operating history and we have not generated any revenue since inception. We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

Results of Operations

We did not have any operating income from inception through June 30, 2011. For the year ended June 30, 2011, we recognized a net loss of $17,318 and for the period from inception through June 30, 2011, we recognized a net loss of $19,568.

For the Fiscal Year Ended June 30, 2011

For the fiscal year ended June 30, 2011, we did not generate any revenue. Total operating expenses for this period is $17,318, which results in a net loss of $17,318. Total operating expenses for this period were comprised of professional fees of $13,315 and general and administrative expenses of $4,003.

For The Period From Inception Through June 30, 2011

For the period from inception through June 30, 2011,  we did not generate any revenue. Total operating expenses for this period is $19,568, which results in a net loss of $19,568. Total operating expenses for this period were comprised of professional fees of $14,565 and general and administrative expenses of $5,003.

Liquidity and Capital Resources

As of June 30, 2011, we had no cash or other capital resource at hand and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company has a net loss of $19,568 from inception and a working capital and stockholders’ deficiency of $9,071 at June 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2011 and 2010, there were no common share equivalents outstanding.

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

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and loan payable related party approximate fair value based on the short-term maturity of these instruments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JUNE 30, 2011 AND JUNE 30, 2010

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2011, FOR THE PERIOD FROM JUNE 30, 2010 TO JUNE 30, 2010, AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO JUNE 30, 2011

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2010 (INCEPTION) TO JUNE 30, 2011

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JUNE 30, 2011, FOR THE PERIOD FROM JUNE 30, 2010 TO JUNE 30, 2010 AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO JUNE 30, 2011

PAGES	F-6 to F-9	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Insure Holdings, Inc. f/k/a Europa Acquisition III, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of China Insure Holdings, Inc. f/k/a Europa Acquisition III, Inc. (a development stage company) (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended June 30, 2011, for the period from June 30, 2010 (Inception) to June 30, 2010 and the period June 30, 2010 (Inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of China Insure Holdings, Inc. (a development stage company) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the year ended June 30, 2011, the period from June 30, 2010 (Inception) to June 30, 2010 and the period June 30, 2010 (Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with limited operations, a net loss of $19,568 from inception and a working capital and stockholders' deficiency of $9,071 as of June 30, 2011 and used $15,698 cash in operations from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
September 28, 2011

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL 33426
Telephone: (561) 752-1721 i Fax: (561) 734-8562
www.cpawebb.com

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$2,370	$1,250
Loan Payable Related Party	6,701	-
Total Liabilities	9,071	1,250

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	10,397	900
Deficit accumulated during the development stage	(19,568)	(2,250)
Total Stockholders' Deficiency	(9,071)	(1,250)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Statements of Operations

		For the Period from June 30, 2010	For the Period from June 30, 2010
	For The Year Ended June 30, 2011	(Inception) to June 30, 2010	(Inception) to June 30, 2011

Operating Expenses
Professional fees	$13,315	$1,250	$14,565
General and administrative	4,003	1,000	$5,003
Total Operating Expenses	17,318	2,250	19,568

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(17,318)	(2,250)	(19,568)

Provision for Income Taxes	-	-	-

NET LOSS	$(17,318)	$(2,250)	$(19,568)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

See accompanying notes to financial statements

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the Period from June 30, 2010 (Inception) to June 30, 2011

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending June 30, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, June 30, 2010	-	-	100,000	100	900	(2,250)	(1,250)

In kind contribution of services	-	-	-	-	500	-	500

Payment of accounts payable and debt forgiveness by a related party on Company's behalf	-	-	-	-	8,997	-	8,997

Net loss for the year ending June 30, 2011	-	-	-	-	-	(17,318)	(17,318)

Balance, June 30, 2011	-	$-	100,000	$100	$10,397	$(19,568)	$(9,071)

See accompanying notes to financial statements

China inSure Holdings, Inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For The Year Ended	June 30, 2010 (Inception) to	June 30, 2010 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(17,318)	$(2,250)	$(19,568)
Adjustments to reconcile net loss to net cash used in operations
In kind contribution of services	500	-	500
Common stock issued for services	-	1,000	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,120	1,250	2,370
Net Cash Used In Operating Activities	(15,698)	-	(15,698)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	8,997	-	8,997
Increase in loan payable - related party	6,701	-	6,701
Net Cash Provided by Financing Activities	15,698	-	15,698

Net Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

China Insure Holdings, Inc. (F/K/A Europa Acquisition III, Inc.) (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on June 30, 2010.  The Company was organized to provide business services and financing to emerging growth entities.

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

(B) Use of Estimates
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and June 30, 2010, the Company had no cash equivalents.

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2011 and 2010, there were no common share equivalents outstanding.

(E) Income Taxes

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

	June 30, 2011		June 30, 2010
Expected income tax recovery (expense) at the statutory rate of 34%		$(5,888)	$(765)
Tax effect of expenses that are not deductible for income tax		170	340
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance		5,718	425
Provision for income taxes	$		$-

The components of deferred income taxes are as follows:

Deferred income tax asset:
Net operating loss carryforwards		$(6,968)	$1,250
Valuation allowance		6,968	(1,250)
Deferred income taxes		$-	$-

As of June 30 2011, the Company has a net operating loss carryforward of approximately $18,068 available to offset future taxable income through 2031. The increase in the valuation allowance at June 30, 2011 was $5,718.

As of June 30 2010, the Company has a net operating loss carryforward of approximately $1,250 available to offset future taxable income through 2030. The increase in the valuation allowance at June 30, 2010 was $425.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and loan payable related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	STOCKHOLDER LOAN

During the year ended June 30, 2011 and June 30, 2010, the principal stockholder loaned the Company $6,701 and none, respectively, to pay expenses (See Note 4).  The note is due on demand and is non-interest bearing.

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 4).

(B) Amendment to Articles of Incorporation

On January 13, 2011, the Company amended its Articles of Incorporation to change its name to China inSure Holdings Inc.

(C) Cash contributed on Company’s behalf

As of June 30, 2011, the principal stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See Note 4).

(D) Expenses paid on Company’s’ behalf

During the year ended June 30, 2011, the principal stockholder paid $6,885 of accounts payable on the Company’s behalf, $6,885 of which was recorded as an in kind contribution of capital (See Note 4).

(E) In-Kind Contribution

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $500 (See Note 4).

NOTE 4	RELATED PARTY TRANSACTION

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1000 ($0.01/share) in exchange for services provided (See Note 3(A)).

During the year ended June 30, 2011, Europa Capital (a related party) paid $2,112 in legal expenses and filing fees on behalf of the Company. These amounts are recorded as a related party loan payable. The amounts are unsecured, non interest bearing and due on demand.   As of June 30, 2011, the principal stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See note 3(C)).

During the year ended June 30, 2011, the principal stockholder paid $6,885 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 3(D)).

During the year ended June 30, 2011, the principal stockholder loaned the Company $6,701 to pay expenses (See Note 2). The amount is due on demand and the note is non-interest bearing.

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $500 (See Note 3(E)).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $19,568 from inception and a working capital and stockholders’ deficiency of $9,071 at June 30, 2011 and used $15,698 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of June 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President, Chief Executive Officer and Chief Financial and Accounting Officer concluded that there is a material weakness in internal control due to the fact that we do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2011, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards. This could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our sole executive officer and director is as follows:

Name	Age	Position
Hua Zhang	62	President, Chief Executive Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Hua Zhang, President, CEO and Director

Hua Zhang has over 20 years of experience in business development, marketing, and distribution. Mr. Zhang has been the founder and chairman of Fore (Beijing) Insurance Broker Co., Ltd. since 2010. Fore (Beijing) Insurance Broker Co., Ltd. is primarily focused on providing insurance and other financial services to China’s emerging middle class population. Between 2006 and 2010, Mr. Zhang was the chairman of Wuhan Fengxin Agricultural Technology Development Co., Ltd. Between 1994 and 2006, Mr. Zhang was the chairman of Wuhan Guarana Health Products Group Co., Ltd. Mr. Zhang received his college degree from Hubei Economic Management University.

We believe that Mr. Hua Zhang is qualified to serve on our Board of Directors because he brings a broad base of knowledge and experience in business management.

Term of Office

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer is appointed by our board of directors and hold office until removed by the board of directors. There are no agreements or understandings between Mr. Hua Zhang and any other person pursuant to which Mr. Hua Zhang was selected as a director or executive officer.

Family Relationships

Because Mr. Hua Zhang serves as our sole executive officer and director, there are  no other family relationships among any of our officers or directors.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2011.

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and chief financial and principal accounting officer. We are in the process of formulating a code of ethics and intend to adopt one in the future.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, Mr. Hua Zhang during the years ended June 30, 2011 and 2010 as our only named executive officer:

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Hua Zhang	2011	0	0	0
President, Chief Executive Officer, and Director	2010	0	0	0
Peter Reichard (1)	2011	0	0	0
Former President and Director	2010	0	0	0

(1)
Mr. Peter Reichard, was appointed as our former president and Director since inception, and later resigned from such position on January 6, 2011 in connection with the stock purchase effective on the same day. Mr. Reichard's’s resignation is not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

Narrative Disclosure to Summary Compensation Table

For the year ended June 30, 2011 and 2010, Mr. Hua Zhang  received no annual compensation .

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards were issued or are outstanding as of the fiscal year end of June 30, 2011.

Compensation of Directors

Mr. Hua Zhang is not compensated for his service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of September 28, 2011. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of September 28, 2011, 100,000 shares of our common stock were issued and outstanding. Unless otherwise stated, the business address of the person listed below is c/o 17th Floor, Fuhua Mansion, Building D8 Chaoyangmen, Beidajie, Chaoyangmen District, Beijing China.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Hua Zhang	100,000	100%

All Executive Officers and Directors as a group (1 person)	100,000	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since the beginning of fiscal 2011, there has not been any past or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal years ended June 30, 2011 and June 30, 2010, we were billed approximately $9,200 and $2,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2011 and June 30, 2010.

Tax Fees

For the Company’s fiscal years ended June 30, 2011 and June 30, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2011 and June 30, 2010.

Pre-Approval of Services

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2011 and 2010.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2011 and 2010 were pre-approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm
Balance Sheets as of June 30, 2011 and June 30, 2010
Statements of Operations for the year ended June 30, 2011 and the one day period ended June 30, 2010
Statements of Changes in Stockholders’ Deficiency for the year ended June 30, 2011 and the one day period ended June 30, 2010
Statements of Cash Flows for the year ended June 30, 2011 and the one day period ended June 30, 2010
Notes to Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Hua Zhang	President and Chief Executive Officer, Chief Financial and Accounting Officer	September 29, 2011
Hua Zhang	(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hua Zhang	President, Chief Executive Officer,	September 29, 2011
Hua Zhang	Sole Director

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

10.1	Description of Verbal Management Consulting Agreement Between Europa Acquisition III, Inc. and Peter Reichard (1)

10.2	Stock Purchase Agreement between Peter Reichard and Hua Zhang effective January 6, 2011. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2000.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form 10 filed on July 20, 2010, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on January 27, 2011, as amended.
*	Filed herewith
+	Furnished herewith