Form 10-Q
period 2011-09-30
China inSure Holdings, Inc
filed 2011-11-18
CIK 1497031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-54039

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
_______________

Not Applicable.
 (Former name, former Address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 11, 2011, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

CHINA INSURE HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND JUNE 30, 2011

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGES	5- 11	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

iii

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2011	June 30, 2011
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$8,615	$2,370
Loan Payable Related Party	9,017	6,701
Total Liabilities	17,632	9,071

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	10,697	10,397
Deficit accumulated during the development stage	(28,429)	(19,568)
Total Stockholders' Deficiency	(17,632)	(9,071)

Total Liabilities and Stockholders' Deficiency	$-	$-

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from June 30, 2010
	September 30, 2011	September 30, 2010	(Inception) to September 30, 2011

Operating Expenses
Professional fees	$7,120	$4,862	$21,685
General and administrative	1,741	-	6,744
Total Operating Expenses	8,861	4,862	28,429

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,861)	(4,862)	(28,429)

Provision for Income Taxes	-	-	-

NET LOSS	$(8,861)	$(4,862)	$(28,429)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.05)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from June 30, 2010 (Inception) to September 30, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending June 30, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, June 30, 2010	-	-	100,000	100	900	(2,250)	(1,250)

In kind contribution of services	-	-	-	-	500	-	500

Payment of accounts payable and debt forgiveness by a related party on Company's behalf	-	-	-	-	8,997	-	8,997

Net loss for the year ending June 30, 2011	-	-	-	-	-	(17,318)	(17,318)

Balance, June 30, 2011	-	-	100,000	100	10,397	(19,568)	(9,071)

In kind contribution of services	-	-	-	-	300	-	300

Net loss for the three months ended September 30, 2011	-	-	-	-	-	(8,861)	(8,861)

Balance, September 30, 2011	-	$-	100,000	$100	$10,697	$(28,429)	$(17,632)

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Period from June 30, 2010 (Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(8,861)	$(4,862)	$(28,429)
Adjustments to reconcile net loss to net cash used in operations
In kind contribution of services	300	-	800
Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	6,244	3,268	8,615
Net Cash Used In Operating Activities	(2,317)	(1,594)	(18,014)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	-	-	8,997
Increase in loan payable - related party	2,317	1,594	9,017
Net Cash Provided by Financing Activities	2,317	1,594	18,014

Net Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and June 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2011 and 2010, there were no common share equivalents outstanding.

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(H) Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable and loan payable related party approximate fair value based on the short-term maturity of these instruments.

(I)Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	STOCKHOLDER LOAN

During the year ended June 30, 2011, the principal stockholder loaned the Company $6,701 to pay expenses (See Note 4) both personally and through an agreement with a separate unrelated company.   The loan is due on demand and is non-interest bearing.

During the three months ended September 30, 2011 the principal stockholder loaned the Company $2,317 to pay expenses (See Note 4).  The loan is due on demand and is non-interest bearing.

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

(C) Cash contributed on Company’s behalf

As of June 30, 2011, a former stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See Note 4)

(D) Expenses paid on Company’s’ behalf

During the year ended June 30, 2011, a former stockholder paid $6,885 of accounts payable on the Company’s behalf, $6,885 of which was recorded as an in kind contribution of capital. (See Note 4)

(E) In-Kind Contribution

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $500 (See Note 4).

For the three months ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $300 (See Note 4).

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTION

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided. (See Note 3(A))

During the year ended June 30, 2011, Europa Capital (a former related party) paid $2,112 in legal expenses and filing fees on behalf of the Company. These amounts were recorded as a related party loan payable. The amounts were unsecured, non interest bearing and due on demand.   As of June 30, 2011, the former stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See note 3(C)).

During the year ended June 30, 2011, a former stockholder paid $6,885 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 3(D)).

During the year ended June 30, 2011, the principal stockholder loaned the Company $6,701 to pay expenses (See Note 2) both personally and through an agreement with a separate unrelated company.  The amount is due on demand and the loan is non-interest bearing.

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $500 (See Note 3(E)).

For the three months ended September 30, 2011, a shareholder of the Company contributed services having a fair value of $300 (See Note 3(E)).

During the three months ended September 30, 2011 the principal stockholder loaned the Company $2,317 to pay expenses (See Note 2).  The loan is due on demand and is non-interest bearing.

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $28,429 from inception and a working capital and stockholders’ deficiency of $17,632 at September 30, 2011 and used $18,014 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENT

Subsequent to the September 30, 2011 quarter end, a consultant loaned an additional $10,085 to pay expenses.  The loan is due on demand, unsecured and is non-interest bearing.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next three fiscal quarters and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the three fiscal quarters and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next three fiscal quarters we anticipate incurring costs related to filing of Exchange Act reports. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended September 30, 2011 we incurred a net loss of $8,861 and since inception we have incurred a net loss of $28,429. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $28,429 from inception and a working capital and stockholders’ deficiency of $17,632 at September 30, 2011 and used $18,014 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

During the three months ended September 30, 2011 the principal stockholder loaned the Company $2,317 to pay expenses. The loan is due on demand and is non-interest bearing.

Subsequent Event

Subsequent to the September 30, 2011, a consultant loaned an additional $10,085 to the company to pay expenses.  The loan is due on demand, unsecured and is non-interest bearing.

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that that there is a material weakness in internal control due to the fact that we do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Material Weaknesses

During the assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards. This could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP.

Remedial Measures

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

Changes in internal control over financial reporting.

There were no changes that occurred to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executrive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.
+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Hua Zhang	President, Chief Executive Officer, and Chief Financial Officer	November 18, 2011
Hua Zhang	(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executrive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.
+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

E-1