Form 10-Q
period 2011-12-31
China inSure Holdings, Inc
filed 2012-02-01
CIK 1497031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of January 30, 2012, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

CHINA INSURE HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA inSURE HOLDINGS, INC.
(f/k/a EUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2011 (UNAUDITED) AND JUNE 30, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2010 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND THE PERIOD JUNE 30, 2010 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED)

PAGES	6- 11	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$3,310	$2,370
Accounts Payable- Related Party	1,100	-
Loan Payable Related Party	19,102	6,701
Total Liabilities	23,512	9,071

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	11,088	10,397
Deficit accumulated during the development stage	(34,700)	(19,568)
Total Stockholders' Deficiency	(23,512)	(9,071)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from June 30, 2010(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

Operating Expenses
Professional fees	$3,539	$913	$10,659	$5,775	$25,224
General and administrative	2,641	-	4,382	-	9,385
Total Operating Expenses	6,180	913	15,041	5,775	34,609

Other Income (Expense)
Interest Expense	(91)		(91)		(91)
Total Other Income/(Expense)	(91)	-	(91)	-	(91)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,271)	(913)	(15,132)	(5,775)	(34,700)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,271)	$(913)	$(15,132)	$(5,775)	$(34,700)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.01)	$(0.15)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000	100,000	100,000

See Accompanying Notes to
Condensed Unaudited Financial Statements

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from June 30, 2010 (Inception) to December 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ending June 30, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, June 30, 2010	-	-	100,000	100	900	(2,250)	(1,250)

In kind contribution of services	-	-	-	-	500	-	500

Payment of accounts payable and debt forgiveness by a related party on Company's behalf	-	-	-	-	8,997	-	8,997

Net loss for the year ending June 30, 2011	-	-	-	-	-	(17,318)	(17,318)

Balance, June 30, 2011	-	-	100,000	100	10,397	(19,568)	(9,071)

In kind contribution of services	-	-	-	-	600	-	600

In kind contribution of interest	-	-	-	-	91	-	91

Net loss for the six months ended December 31, 2011	-	-	-	-	-	(15,132)	(15,132)

Balance, December 31, 2011	-	$-	100,000	$100	$11,088	$(34,700)	$(23,512)

See Accompanying Notes to
Condensed Unaudited Financial Statements

China inSure Holdings, inc.
(f/k/a Europa Acquisition III, Inc.)
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months	For the Six Months	For the Period from June 30, 2010
	Ended	Ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(15,132)	$(5,775)	$(34,700)
Adjustments to reconcile net loss to net cash used in operations
In kind contribution of services	600	-	1,100
In kind contribution of interest	91	-	91
Common stock issued for services	-	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,039	3,663	4,410
Net Cash Used In Operating Activities	(12,402)	(2,112)	(28,099)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	-	-	8,997
Increase in loan payable	-		10,085
Increase in loan payable - related party	12,402	2,112	9,017
Net Cash Provided by Financing Activities	12,402	2,112	28,099

Net Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and June 30, 2010, the Company had no cash equivalents.

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2011 and 2010, there were no common share equivalents outstanding.

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
AS OF DECEMBER 31, 2011
(UNAUDITED)

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
AS OF DECEMBER 31, 2011
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

NOTE 2     LOANS PAYABLE- RELATED PARTY

During the year ended June 30, 2011, the principal stockholder loaned the Company $6,701 to pay expenses.  During the six month period ended December 31, 2011, the principal stockholder loaned an additional $2,316.

As of December 31, 2011 the principal stockholder loaned the Company $9,017 to pay expenses.  The note is due on demand and is non-interest bearing.

As of December 31, 2011, a related party loaned to the Company $10,085 to pay expenses.  The note is due on demand and is non-interest bearing.  An in-kind contribution of interest of $91 was recorded on the loan.

NOTE 3     STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 4).

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

(B) Amendment to Articles of Incorporation

On January 13, 2011, the Company amended its Articles of Incorporation to change its name to China inSure Holdings Inc.(See Note 1(A)).

(C) Cash contributed on Company’s behalf

As of June 30, 2011, a stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See Note 4)

(D) Expenses paid on Company’s’ behalf

During the year ended June 30, 2011, the principal stockholder paid $6,885 of accounts payable on the Company’s behalf, $6,885 of which was recorded as an in kind contribution of capital. (See Note 4).

(E) In-Kind Contribution

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $500 (See Note 4).

For the six months ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $600 (See Note 4).

NOTE 4     RELATED PARTY TRANSACTION

On June 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided. (See Note 3(A))

During the year ended June 30, 2011, Europa Capital (a related party) paid $2,112 in legal expenses and filing fees on behalf of the Company. These amounts are recorded as a related party loan payable. The amounts are unsecured, non interest bearing and due on demand.   As of June 30, 2011, a stockholder forgave loans of $2,112 and this was recorded by the Company as contributed capital (See note 3(C)).

CHINA inSURE HOLDINGS, INC.
(f/k/aEUROPA ACQUISITION III, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

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

For the six months ended December 31, 2011, a shareholder of the Company contributed services having a fair value of $600 (See Note 3(E)).

During the six months ended December 31, 2011 the principal stockholder loaned the Company $2,317 to pay expenses (See Note 2).  The note is due on demand and is non-interest bearing.

During the three months ended December 31, 2011, a related party loaned the Company $10,085 to pay expenses (see Note 2).  The note is due on demand and is non-interest bearing.

NOTE 5     GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $34,700 from inception and a working capital and stockholders’ deficiency of $23,512 at December 31, 2011 and used $28,099 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next two fiscal quarters and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next two fiscal quarters we anticipate incurring costs related to filing of Exchange Act reports. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

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

Results of Operation

We have not had any operating income since inception.  For the six months ended December 31, 2011 we incurred a net loss of $15,132 and since inception we have incurred a net loss of $34,700. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2011, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company has a net loss of $34,700 from inception and a working capital and stockholders’ deficiency of $23,512 at December 31, 2011 and used $28,099 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

During the six months ended December 31, 2011 the principal stockholder loaned the Company $2,316 to pay expenses. As of December 31, 2011 the principal stockholder loaned the Company $9,017 to pay expenses.  The note is due on demand and is non-interest bearing.

As of December 31, 2011, a related party loaned to the Company $10,085 to pay expenses.  The note is due on demand and is non-interest bearing.  An in-kind contribution of interest of $91 was recorded on the loan.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position .

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

Material Weakness

During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified a material weakness related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards. This could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executrive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signature	Title	Date

/s/ Hua Zhang	President, Chief Executive Officer, and Chief Financial Officer	February 1, 2012
Hua Zhang	(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)